Form 10QSB
period 2001-10-31
ADM ENTERPRISES INC
filed 2001-12-12
CIK 1137080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB





(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2001


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the transition period from                to
                                               ---------------   ---------------

Commission File Number: 000-33397

                              ADM Enterprises, Inc.
                              ---------------------
        (Exact name of small business issuer as specified in its charter)

North Dakota                                                          45-0459323
------------                                                          ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                   2021 North 3rd Street, Bismarck, North Dakota 58501
--------------------------------------------------------------------------------
                         (Address of principal executive offices)

                                 (701) 224.9338
                                 --------------
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of December 12, 2001, there were 9,595,200 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                              ADM Enterprises, Inc.
                                  Balance Sheet
                                    Unaudited

                                   A S S E T S
                                   -----------

                                                             October 31          January 31
                                                                2001                2001
                                                                ----                ----
Current Assets

     Cash                                                 $           5,163   $             424
     Accounts Receivable                                              1,748               8,519

                                                          ------------------  ------------------
            Total Current Assets                                      6,911               8,943

Fixed Assets
     Vehicles                                                        57,600              57,600
     Equipment                                                       19,810              19,810
                                                          ------------------  ------------------
     Less: Accumulated Depreciation                                 (49,657)            (38,044)
                                                          ------------------  ------------------

            Total Fixed Assets                                       27,753              39,366


            Total Assets                                  $          34,664   $          48,309
                                                          ==================  ==================


                              L I A B I L I T I E S
                              ---------------------
Current Liabilities
     Accounts Payable and accrued expenses                                -                   -
     Note Payable - Current Portion                                   5,280               6,943
                                                          ------------------  ------------------

            Total Current Liabilities                                 5,280               6,943

Long-Term Liabilities
     Loan from Shareholder                                           13,750                   -
     Note Payable                                                    27,733              33,577
                                                          ------------------  ------------------

            Total Long-Term Liabilities                              41,483              33,577
                                                          ------------------  ------------------

            Total Liabilities                                        46,763              40,520

     Commitments and Contingencies                                        0                   0


                      S T O C K H O L D E R S ' E Q U I T Y
                      -------------------------------------

Common Stock                                                          9,595               9,465

Additional Paid-in-Capital                                           34,388               2,018
Accumulated Deficit                                                 (56,082)             (3,694)
                                                          ------------------  ------------------

            Total Stockholders' Equity (Deficit)                    (12,099)              7,789
                                                          ------------------  ------------------

            Total Liabilities and Stockholders' Equity    $          34,664   $          48,309
                                                          ==================  ==================






    The accompanying notes are an integral part of the financial statements.

                              ADM Enterprises, Inc.
                            Statements of Operations
                                   (Unaudited)

                                                             Three Months Ended                     Nine Months Ended
                                                    -------------------------------------   ----------------------------------
                                                      October 31           October 31         October 31        October 31
                                                    ----------------    -----------------------------------   ----------------
Revenues:                                                2001                 2000               2001              2000
---------                                           ----------------    -----------------------------------   ----------------
      Management Services                           $        33,530      $        58,093     $       61,178    $       218,172
                                                    ----------------    -----------------------------------   ----------------
          Total Revenues                                     33,530               58,093             61,178            218,172

Expenses:
---------
      Depreciation                                            3,871                3,871            11,613             11,613
      Subcontractors                                         12,977               16,729            13,510             56,386
      Consulting Services                                         -                    -            27,339                  -
      Interest                                                    -                1,486                 -              7,113
      Officer Salary and Expenses                            10,126               13,113            19,801             56,227
      Auto Expenses                                           3,140                2,285             8,385             11,237
      Operating Expenses                                     10,110               23,458            32,918             79,298
                                                    ----------------    -----------------------------------   ----------------
      Total Expenses                                         40,224               60,942           113,566            221,874

Net Income (Loss) from Operations                            (6,694)              (2,849)          (52,388)            (3,702)

Provision for Income Taxes:
---------------------------

      Income Tax Benefit (Expense)                                -                    -                 -                  -
                                                    ----------------    -----------------------------------   ----------------
          Net Income (Loss)                         $        (6,694)    $         (2,849)    $     (52,388)   $        (3,702)
                                                    ================    ===================================   ================


Basic and Diluted Earnings Per Common Share                   (0.00)               (0.00)            (0.01)             (0.00)
                                                    ----------------    -----------------------------------   ----------------

Weighted Average number of Common Shares                  9,595,200            9,465,000         9,595,200          9,465,000
                                                    ================    ===================================   ================

          Retroactively Restated






    The accompanying notes are an integral part of the financial statements.

                              ADM Enterprises, Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                Nine Months Ended
                                                                        October 31               October 31
                                                                  ------------------------  ----------------------
                                                                           2001                     2000
                                                                  ------------------------  ----------------------
Cash Flows from Operating Activities:
------------------------------------
      Net Income (Loss)                                           $               (52,388)   $             (3,702)

      Adjustments to reconcile net income (loss) to
        net cash provided(used) to operating activities:
              Depreciation                                                         11,613                  11,613
              Accounts Payable                                                          -                  (2,559)
              Accounts Receivable                                                   6,771                  (3,285)

                                                                  ------------------------  ----------------------
              Total Adjustments                                                    18,384                   5,769
                                                                  ------------------------  ----------------------
Net Cash provided (used) in Operating Activities                  $               (34,004)  $               2,067


Cash Flows from Investing Activities:
-------------------------------------
      Capital Expenditures                                                              -                       -
                                                                  ------------------------  ----------------------

Net Cash provided (used) in Investing Activities                  $                     -   $                   -
                                                                  ------------------------  ----------------------


Cash Flows from Financing Activities:
--------------------------------------                                                                          0
      Common Stock                                                                 32,500                       -
      Loan from Shareholder                                                        13,750
      Note Payable                                                                 (7,507)                      -
                                                                  ------------------------  ----------------------

                                                                  ------------------------  ----------------------
Net Cash provided (used) by Financing Activities                  $                38,743   $                   -
                                                                  ------------------------  ----------------------

Net Increase (Decrease) in Cash                                   $                 4,739   $               2,067

Cash Balance,  Beginning of Period                                                    424                   2,965
                                                                  ------------------------  ----------------------

Cash Balance,  End  of Period                                     $                 5,163   $               5,032
                                                                  ========================  ======================


Supplemental cashflow informaiton:
      Cash Paid for interest                                      $                 1,241    $                  -
      Cash Paid for income taxes                                  $                     -    $                  -




    The accompanying notes are an integral part of the financial statements.

                             ADM Enterprises, Inc.
                             ---------------------

                          NOTES TO FINANCIAL STATEMENTS

                                OCTOBER 31, 2001

                                   (Unaudited)



NOTE 1 - GENERAL

ADM Enterprises, Inc. ("the Company") was incorporated under the laws of the State of North Dakota on January 5, 2001 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of North Dakota. The company has a total of 25,000,000 authorized shares with a par value of $.001 per share and with 9,595,200 shares issued and outstanding as of October 31, 2001.

NOTE 2 - BASIS OF PRESENTATION

         The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 301(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended October 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal years ended January 31, 2001. The operating results for the three and nine month period October 31, 2000 is the operating results for the predecessor, ADM Enterprises(a Sole Proprietorship). The January 31, 2001 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements. For further information, the statements should be read in conjunction with the financial statements and notes thereto included in the Company's registration statement on Form SB-2, as amended.

         Shares of common stock issued by the Company for other than cash have been assigned amount equivalent to the fair value of the service or assets received in exchange.

         Start-up and organization costs are recorded in accordance with the provisions of Statement of Position 98-5, "Reporting Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 requires that the costs of start-up activities, including organization costs, be expensed as incurred.

                              ADM Enterprises, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                                OCTOBER 31, 2001


                                   (Unaudited)

NOTE 2 - BASIS OF PRESENTATION (con't)

        The Company adopted Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which simplifies the computation of earnings per share requiring the restatement of all prior periods. Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year. Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

        The Company, from time to time, may be subject to legal proceedings and claims that arise in the ordinary course of its business. Currently, the Company is not subject to any legal proceedings or other claims.


         The Company agreed to a consent order from the State of North Dakota and agreeing to a civil penalty of $2,000 because the Company failed to file a timely notice of intent or Form D relating to the sale of stock in January and February 2001. Although the Company filed the form on March 12, 2001, the State of North Dakota ruled that a timely filing of "within fifteen calendar days" had not been followed. The Company has determined that any rescission on the 110,000 shares valued at $27,500 is not probable because the Company has informally advised the shareholders and the shareholders remain committed to the Company's development. The Company remains at risk for five years after the date the purchaser knew or reasonably should have known about the facts that are the basis for the rescission or until 30 days after the date of our written offer to each purchaser to return of the purchaser's investment plus 6% per annum from the date of their investment.

Item 2.  Plan of Operation
--------------------------

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We cannot guaranty that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

We provide customized construction and installation of grocery store decor for both new and renovated grocery stores. Our service and expertise include the installation of grocery checkout stands, grid ceilings, cart-stops, shelving, customer service counter, office cabinetry and other grocery store equipment and fixtures. Our clients primarily consist of design companies, most of whom are subsidiaries of major retail grocery chains, or are affiliated with Associated Wholesale Grocers, the nation's second largest retailer-owned grocery wholesaler.

For the nine-month period ended October 31, 2001.
-------------------------------------------------

Liquidity and Capital Resources. We had cash of $5,163 at October 31, 2001. Our total current assets were $6,911 at October 31, 2001. Accounts receivable represented $1,748 of our total current assets. Based on our recent history, we believe that we will collect those receivables in a timely fashion. Therefore, we believe that our available cash is sufficient to pay our day-to-day expenditures. Our total assets were $34,664, of which our total fixed assets were $27,753. Of this amount, our vehicles represented $57,600 and equipment was $19,810, less accumulated depreciation of $49,657.

Our total liabilities were $46,763 at October 31, 2001. We did not have any accounts payable or accrued expenses, but had $5,280 in current portion of a note payable, for total current liabilities of $5,280. Our $41,483 in long-term liabilities included $13,750 in a loan from a shareholder, and $27,733 for a note payable. We have no long term commitments or contingencies.

Results of Operations.

Revenues. We have realized revenues of $61,178 from management services that we provided during the nine months ended October 31, 2001 compared to revenues of approximately $218,172 from management services that we provided during the nine months ended October 31, 2000. Our revenues have decreased significantly due to a decrease in demand for our services in North Dakota. In North Dakota, there are a limited number of grocery stores, which serve as potential customers for our services. During the nine months ended October 31, 2001, we believe that the general economic slowdown has resulted in a decreased demand for our services. We do not believe that demand for our services in North Dakota will increase until grocery store owners believe that the economy has recovered. Therefore, unless we either expand the geographic areas that we serve or there is a general economic recovery, we anticipate that our revenues will continue to decrease significantly during our current fiscal year.

Operating Expenses. For the nine months ended October 31, 2001, our total expenses were $113,566 compared to total expenses of $221,874 for the corresponding period in 2000. The significant decrease in total expenses was due to the decrease in officer salaries and expenses as well as a decrease in fees paid to subcontractors and in general operating expenses. We expect these expenses to continue to decrease as we provide fewer services. For the nine months ended October 31, 2001, we experienced net loss of $52,388, compared to a net loss of $3,702 for the corresponding period in 2000.

Our Plan of Operation for the Next Twelve Months. We provide customized construction and installation of grocery store decor for both new and renovated grocery stores in North Dakota. We are hoping to expand our operations and the geographic area of the markets that we serve, although we have not taken any steps to further our growth strategy.

To effectuate our business plan during the next twelve months, we must increase our current customer base in order to acquire additional employees or independent contractors and equipment and accommodate any expanded customer base. We hope to stimulate interest in our services by constructing a trade show booth to market our services when we attend annual grocer tradeshows and conventions. However, we may not be able to expand our operations effectively. In fact, our revenues have decreased in recent months, making it difficult for us to expand. Our failure to market and promote our services will harm our business and future financial performance.

If our revenues do not increase, we will need to raise additional capital by other means in order to expand our operations. Such additional capital may be raised through public or private financing as well as borrowings and other sources. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations will be adversely affected.

In September 2001, we signed a consent order with North Dakota Securities Commissioner and paid a fine of $2,000. The total number of shares that were sold in North Dakota and are subject to the decree is 110,000 shares of our common stock. The aggregate amount of the securities sold was $27,500. In the event that our stock price falls below $0.25 per share, we would be exposed to potential rescission liability for the return of each purchaser's investment plus 6% per annum from the date of their investment. A substantial number of claims for rescission will significantly hinder our ability to continue operations. We believe that any rescission of the shares is not probable because we informally advised our shareholders and our shareholders have indicated that they remain committed to our development. We remain at risk for five years after the date the purchaser knew or reasonably should have known about the facts that are the basis for the rescission, or until 30 days after the date of our written offer to each purchaser to return of the purchaser's investment, plus 6% per annum from the date of their investment.

We are not currently conducting any research and development activities, and do not anticipate conducting such activities in the near future. In the event that we expand our customer base and serve additional geographic areas, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment and vehicles which can transport the equipment.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

There are no legal actions pending against us nor are any legal actions contemplated by us at this time.

Item 2. Changes in Securities.
------------------------------

None.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

None.

Item 5.  Other Information
--------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ADM Enterprises, Inc.,
                                       a North Dakota corporation



December 12, 2001             By:      /s/  Ardell D. Mees
                                       -----------------------------------
                                       Ardell D. Mees
                              Its:     President, Treasurer, Director