Form 10-K
period 2002-01-31
ADM ENTERPRISES INC
filed 2002-04-30
CIK 1137080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549







(Check One):[X]Form 10-K [ ]Form 20-F [ ]Form 11-K [ ]Form 10-Q [ ]Form N-SAR


For Period Ended: January 31, 2002
                  ----------------
[   ]    Transition Report on Form 10-K
[   ]    Transition Report on Form 20-F
[   ]    Transition Report on Form 11-K
[   ]    Transition Report on Form 10-Q
[   ]    Transition Report on Form N-SAR

For the Transition Period Ended:
                                    --------------------------

-------------------------------------------------------------------------------

  Read Instruction (on back page) Before Preparing Form. Please Print or Type.
   Nothing in this form shall be construed to imply that the Commissions has verified any information contained herein.

-------------------------------------------------------------------------------

If the notification relates to a portion of the filing checked above, identify the item(s) to which the notification relates:

-------------------------------------------------------------------------------

PART I - REGISTRANT INFORMATION

-------------------------------------------------------------------------------
Full Name of Registrant:

ADM Enterprises, Inc.
-------------------------------------------------------------------------------
Former Name if Applicable:


-------------------------------------------------------------------------------
Address of Principal Executive Office (Street and Number)

2021 North 3rd Street
-------------------------------------------------------------------------------
City, State and Zip Code

Bismarck, North Dakota  58501
-------------------------------------------------------------------------------

PART II - Rules 12b-25(b) AND (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box, if appropriate)

[X]
    (a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;
    (b) The subject annual report, semi-annual report, transition report on Form 10-K, Form 20-F, 11-K, Form N-SAR, or portion thereof, will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report of transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and
    (c) The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

PART III - NARRATIVE

State below in reasonable detail the reasons why the Form 10-K, 11-K, 10-Q, N-SAR, or the transition report or portion thereof, could not be filed within the prescribed time period. (Attach Extra Sheets if Needed).

The Registrant hereby represents that it is unable to file its Annual Report on Form 10-KSB for the period ended January 31, 2002 without unreasonable effort or expense. The Company's auditor was not able to complete the Company's year-end audit within the necessary period of time. The Registrant further represents that the Form 10-KSB will be filed by no later than May 16, 2002, which is the 15th day following the date on which the Form 10-KSB was due.


PART IV - OTHER INFORMATION

(1) Name and telephone number of person to contact in regard to this notification.

         Deron M. Colby               (949)                250-8655
         ---------------------        -----------------------------------------
         (Name)                       (Area Code)         (Telephone Number)

(2) Have all other periodic reports required under Section 13 or 15(d) of the Securities and Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If the answer is no, identify report(s).
         [X]  Yes    [ ]  No

         ----------------------------------------------------------------------

         ----------------------------------------------------------------------

         ----------------------------------------------------------------------


ADM Enterprises, Inc., a Nevada corporation, has caused this notification to be signed on its behalf by the undersigned, thereunto duly authorized.

April 30, 2002                     ADM Enterprises, Inc.,
                                   a Nevada corporation

                                   By:      /s/ Ardell D. Mees
                                            -----------------------------------
                                            Ardell D. Mees
                                   Its:     President



INSTRUCTION: The form may be signed by an executive office of the registrant or by any other duly authorized representative. The name and title of the person signing the form shall be typed or printed beneath the signature. If the statement is signed on behalf of the registrant by an authorized representative (other than an executive officer), evidence of the representative's authority to sign on behalf of the registrant shall be filed with the form.

------------------------------------------------------------------------------
                                   ATTENTION:
        Intentional misstatements or omissions of fact constitute Federal
                   Criminal Violations (See 18 U.S.C. 1001).
------------------------------------------------------------------------------