Form 10KSB
period 2002-01-31
ADM ENTERPRISES INC
filed 2002-05-15
CIK 1137080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB





[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended January 31, 2002
                                  ----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from                  to
                                          -----------------    -----------------

Commission File Number: 000-33397

                              ADM Enterprises, Inc.
                              ---------------------
             (Exact name of registrant as specified in its charter)

North Dakota                                                         45-0459323
------------                                                   ----------------
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                           Identification No.)

2021 North 3rd Street, Bismarck, North Dakota                             58501
---------------------------------------------                             -----
(Address of registrant's principal executive offices)                (Zip Code)

                                  701.224.9338
              (Registrant's Telephone Number, Including Area Code)

  Securities to be registered under Section 12(b) of the Act:

   Title of Each Class                       Name of Each Exchange on which
   to be so Registered:                      Each Class is to be Registered:
   --------------------                      -------------------------------
           None                                           None
           ----                                           ----

  Securities to be registered under Section 12(g) of the Act:

  Common Stock, Par Value $.001             Preferred Stock, Par Value $.001
  -----------------------------             --------------------------------
  (Title of Class)                          (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


State issuer's revenues for its most recent fiscal year. $115,252.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of May 13, 2002, approximately $0.00.

As of January 31, 2002, there were 9,595,000 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):

                         [ ]   Yes           [X]   No

                                     PART I

Item 1. Description of Business.
--------------------------------

Our Background. We began operations in 1988, under the ownership and control of Ardell Mees, who provided installation services to grocery decor design companies. As our reputation for excellent workmanship has grown, we have expanded our operations to serve a larger geographic region. On January 4, 2001, we incorporated in North Dakota as ADM Enterprises, Inc. On January 5, 2001, we acquired all of the assets of ADM Enterprises, the sole proprietorship owned by Ardell and Tammera Mees in exchange for 5,000,000 shares of our common stock.

Our Business. We provide customized construction and installation of grocery store decor for both new and renovated grocery stores. Our service and expertise include the installation of grocery checkout stands, grid ceilings, cart-stops, shelving, customer service counter, office cabinetry and other grocery store equipment and fixtures. Our clients primarily consist of design companies, most of whom are subsidiaries of major retail grocery chains, or are affiliated with Associated Wholesale Grocers, the nation's second largest retailer-owned grocery wholesaler. We believe that our success is the result of both our quality installation of grocery equipment and fixtures, and high level of personal service that we provide to our customers. We receive bid requests from all regions of the United States. Therefore, we are seeking to expand our operations to service additional geographic areas.

To effectuate our business plan during the next three to six months, we must increase our current customer base, as well as acquire additional employees and equipment so that we may accommodate our expanded customer base. We anticipate that we will establish an online presence to increase our market visibility and corporate recognition. We believe we can establish our industry presence and stimulate interest by constructing a trade show booth to market our services when we attend annual grocer tradeshows and conventions.

Use of Grocery Decor Installation Services in the Construction and Remodeling Industry. The retail grocery industry is highly competitive and requires constant innovations to attract and retain customers. Accordingly, neighborhood markets battle for patrons by catering to customers' desires for a modern, clean, and convenient shopping experience. Grocery stores, therefore, typically renovate every five to six years to maintain a new image.

In the past, store workers, painters or carpenters installed decor items. However, as the designs and materials became increasingly elaborate, the need for specialized and experienced installers grew. The installation process requires that an installer have special knowledge of various aspects of construction, including framing, finishing, and remodeling. Additionally, knowledge of standards for product usage, hanging methods and quality control are extremely helpful. As a result of the frequency of store renovations, coupled with the complexity of the items being installed secures the demand for custom installation services.

Our Installation Services. Our services are frequently employed in conjunction with construction and renovation companies assisting in the building or remodeling process. Design companies frequently engage our services to effect the installation of various decor items, such as interior signs, countertops and the like. Grocers engage our installation expertise to insure the proper installation of checkout stands, grid ceilings, cart-stops, shelving, customer service counters and office cabinetry.

Our Standard of Installation. We believe that our success can be attributed to the high degree of quality and excellence exacted during the installation process. Our management's specialized experience in building stores in shopping centers and various aspects of construction, such as framing, finishing, concrete work and remodeling have been emphasized to employees during their training. Our management also possesses specialized skill and knowledge regarding paints, materials, adhesives, and fasteners used in decor installation. As a result of our management's experience, our employees are able to exercise a higher degree of quality and skill when performing installation services.

Our Target Markets and Marketing Strategy. We believe that our primary target market will consist of various large retail grocers who have markets and stores located nationwide. We believe that our current customers will be a source of referrals and that new contracts will arise as a result of our ability to offer the most cost efficient and quality effective bid.

Growth Strategy. Our objective is to become a dominant provider of grocery decor services accompanied by reliable personal service. Our strategy is to continue providing clients with quality and cost-effective installation services. Key elements of our strategy include:

o increase our relationships with grocer decor design companies and retail grocery chains; o increase our relationships with the construction and renovation companies servicing the retail grocers; o provide additional installation services for smaller businesses; and o pursue relationships with joint venture candidates. We will attempt to establish joint ventures with companies that will support our expansion and business development. For example, a potential joint venture candidate could include the manufacturer of grocer decor or fixtures, such as checkout counters.

We have not taken any steps to accomplish our growth strategy.

Our Competition. We believe that the installation business competes on price, reputation for quality, timeliness, familiarity with retail construction, the availability of aggregate materials and financial strength. We believe that we compete favorably on the basis of the foregoing factors. The market for construction services, particularly services to national retail chains, is highly competitive. Several of our competitors are larger, better known and have substantially greater marketing, financial, personnel and other resources, including established reputations and working relationships, than we do. We cannot guaranty that our services will continue to be competitive in the market place. Our primary competitor in our respective market area of the Midwest is PFI, Inc., based in Denver, Colorado.

Government Regulation. We are subject to federal, state and local provisions regulating the discharge of materials into the environment or otherwise for the protection of the environment. Although our current operations have not been significantly affected by compliance with environmental laws or regulations, federal, state and local governments are becoming increasingly sensitive to environmental issues, and we cannot predict what impact future environmental regulations may have on our operations.

Our Research and Development. We are not currently conducting any research and development activities and do not anticipate conducting such activities in the near future.

Intellectual Property. We do not presently own any patents, trademarks, licenses, concessions or royalties. Our success may depend in part upon our ability to preserve our trade secrets, obtain and maintain patent protection for our technologies and processes, and operate without infringing the proprietary rights of other parties. However, we may rely on certain proprietary technologies, trade secrets, and know-how that are not patentable. Although we may take action to protect our unpatented trade secrets and our proprietary information, in part, by the use of confidentiality agreements with our employees, consultants and certain of our contractors, we cannot guaranty that

o        these agreements will not be breached;
o        we would have adequate remedies for any breach; or
o our proprietary trade secrets and know-how will not otherwise become known or be independently developed or discovered by competitors.

We cannot guaranty that our actions will be sufficient to prevent imitation or duplication of our services by others or prevent others from claiming violations of their trade secrets and proprietary rights.

Employees. As of May 13, 2002, we have two employees. We do not currently anticipate that we will hire any employees in the next six months, unless we generate significant revenues. We believe our future success depends in large part upon the continued service of our key senior management personnel and our ability to attract and retain managerial personnel. From time-to-time, we anticipate that we will use the services of independent contractors and consultants to support our expansion and business development. We are not currently experiencing, and have not in the past experienced, a shortage of labor although we cannot guaranty that qualified people will be available, that we will be able to retain qualified employees, or that our labor costs may not have to increase to retain qualified employees.

Item 2.  Description of Property.
---------------------------------

Description of Property
-----------------------

Property held by Us. As of the date specified in the following table, we held the following property:

====================================== ==========================
              Property                     January 31, 2002
-------------------------------------- --------------------------
Cash                                                      $1,192
-------------------------------------- --------------------------
Vehicles and Equipment, net                              $23,884
====================================== ==========================

The components of vehicles and equipment consisted of the following at January 31, 2002:

             Equipment                                         $  19,810
             Vehicles                                          $  57,600
                                                               ---------
             Less: Accumulated Depreciation                    $ (53,526)
                                                               ---------
             Total                                               $23,884

Depreciation is recorded based on the useful life of the fixed assets. The useful life of the equipment is 7 years. The useful life of the vehicles is 5 years.

Our Facilities. Our executive, administrative and operating offices are located at 2021 North 3rd Street, Bismarck, North Dakota, 58501. We do not presently own any interests in real estate.

Item 3.  Legal Proceedings.
---------------------------

There are no legal actions pending against us nor are any legal actions contemplated by us at this time, except for the following:

In July 2001, we were contacted by the State of North Dakota Securities Commissioner regarding the sale of our securities in North Dakota. The North Dakota Securities Commissioner requested certain information, including, but not limited to, information on all persons who purchased our shares in the State of North Dakota and the dates of those purchases. In August 2001, we provided responses to the State of North Dakota's inquiries. The North Dakota Securities Commissioner believes that we failed to timely notify the North Dakota Securities Commissioner of securities sales pursuant to Rule 506 of Regulation
D. In September 2001, we signed a consent order and paid a fine of $2,000.

The total number of shares that were sold in North Dakota and are subject to the decree is 110,000 shares of our common stock. The aggregate amount of the securities sold was $27,500. The number of investors in North Dakota that were affected by the decree is twenty three.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

Not applicable.

                                     PART II

Item 5.  Market Price for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------------

Prices of Common Stock. Our securities are not listed for trading on any exchange or quotation service although we have applied to be quoted on the OTC Bulletin Board, an electronic quotation medium for securities traded outside of the NASDAQ Stock Market. This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock.

Reports to Security Holders. We are a reporting company with the Securities and Exchange Commission, or SEC. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

Our securities are not listed for trading on any exchange or quotation service. We are required to comply with the timely disclosure policies of the Securities and Exchange Commission. The requirements to which we are subject to include the timely disclosure of a material change or fact with respect to our affairs and the making of required quarterly and annual filings.

In December 2001, our registration statement on Form SB-2 which registered 9,595,000 shares of common stock held by certain of our security holders was declared effective by the SEC. The approximate number of holders of record of shares of our common stock is forty-two. There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock.

There are no shares that can be sold pursuant to Rule 144 promulgated pursuant to the Securities Act of 1933. There have been no cash dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors.

Penny Stock Regulation. Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

o a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
o a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities' laws;
o a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
o        a toll-free telephone number for inquiries on disciplinary actions;
o definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
o such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

o        the bid and offer quotations for the penny stock;
o the compensation of the broker-dealer and its salesperson in the transaction;
o the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
o monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

Item 6. Management's Discussion and Analysis of Financial Condition or Plan of Operation.
--------------------------------------------------------------------------------

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Liquidity and Capital Resources. We had cash of $1,192 as of January 31, 2002. Our total current assets were approximately $10,989 as of January 31, 2002. Accounts receivable represented approximately $9,797 of our total current assets. Based on our recent history, we believe that we will collect those receivables in a timely fashion. Therefore, we believe that our available cash coupled with the accounts receivable that we expect to collect is sufficient to pay our day-to-day expenditures. Our total assets were approximately $34,873 as of January 31, 2002. Our total fixed assets were $23,884 as of January 31, 2002. Of that amount, our vehicles represented approximately $57,600, and our equipment represented $19,810. Less accumulated depreciation of $53,526, our total net fixed assets were $23,884, as of January 31, 2002.

Our total liabilities were approximately $34,806 as of January 31, 2002. Our total current liabilities were $6,943, which was represented by the current portion of a note payable. We had no accounts payable or accrued expenses as of January 31, 2002. Our total long-term liabilities were $27,863 as of January 31, 2002, of which $8,750 was represented by a loan from a shareholder, and $19,113 was represented by a note payable. Those notes payable are for the vehicles that we use to transport our equipment to various locations. Other than those loan payments and long term liabilities, we do not have any material commitments for capital expenditures.

Results of Operations.

Revenues. We realized revenues of approximately $115,252 from management services that we provided for the year ended January 31, 2002 compared to revenues of approximately $266,951 from management services that we provided for the year ended January 31, 2001. Our revenues have decreased significantly due to a decrease in demand for our services in North Dakota. In North Dakota, there are a limited number of grocery stores, which serve as potential customers for our services. During the year ended January 31, 2002, we believe that the general economic slowdown resulted in the limited number of grocery store owners in North Dakota becoming less likely to spend resources on decor, which has negatively affected demand for our services. We do not believe that demand for our services in North Dakota will increase until those grocery store owners believe that the economy has recovered and they are willing to spend financial resources on our services. Therefore, unless we expand the geographic areas that we serve, we anticipate that our revenues will continue to decrease significantly during our current fiscal year.

Operating Expenses. For the year ended January 31, 2002, our total expenses were approximately $155,474, compared to total expenses of approximately $270,645 for the year ended January 31, 2001. The decrease in total expenses was due to the decrease in fees paid to subcontractors, a decrease in officer salary and expenses, a decrease in travel expenses, and a decrease in general operating expenses, all of which decrease as we provide fewer services. For the period ended January 31, 2002, we experienced a net loss of approximately $40,222, compared to a net loss of approximately $3,694 for the year ended January 31, 2001. Although our expenses for subcontractors, consulting services, interest, officer salary and expenses, travel and operating expenses all decreased in the year ending January 31, 2002 compared to prior year, our net loss increased because the decrease in our revenues exceeded the decrease in expenses.

Our Plan of Operation for the Next Twelve Months. We provide customized construction and installation of grocery store decor for both new and renovated grocery stores in North Dakota. We are hoping to expand our operations and the geographic area of the markets that we serve, although we have not taken any steps to accomplish our growth strategy.

To effectuate our business plan during the next twelve months, we must increase our current customer base, as well as acquire additional employees or independent contractors and equipment so that we may accommodate our expanded customer base. We anticipate that we will use revenues generated to expand the geographic area of our operations. We believe we can establish our industry presence and stimulate interest by constructing a trade show booth to market our services when we attend annual grocer tradeshows and conventions. However, we may not be able to expand our operations effectively. Our failure to market and promote our services will harm our business and future financial performance.

We anticipate that we may need to raise additional capital to expand our operations. Such additional capital may be raised through public or private financing as well as borrowings and other sources. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be adversely affected.

In September 2001, we signed a consent order with North Dakota Securities Commissioner and paid a fine of $2,000. The total number of shares that were sold in North Dakota and are subject to the decree is 110,000 shares of our common stock. The aggregate amount of the securities sold was $27,500. In the event that our stock price falls below $0.25 per share, we are exposed to potential rescission liability for the return of each purchaser's investment plus 6% per annum from the date of their investment. A substantial number of claims for rescission will significantly hinder our ability to continue operations. We believe that any rescission on the shares is not probable because we informally advised our shareholders and our shareholders have indicated that they remain committed to our development. We remain at risk for five years after the date the purchaser knew or reasonably should have known about the facts that are the basis for the rescission or until 30 days after the date of our written offer to each purchaser to return of the purchaser's investment plus 6% per annum from the date of their investment.

We are not currently conducting any research and development activities, and do not anticipate conducting such activities in the near future. In the event that we expand our customer base and serve additional geographic areas, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment and vehicles which can transport the equipment.

Item 7.  Financial Statements
-----------------------------

The financial statements required by Item 7 are presented in the following order:







                              ADM Enterprises, Inc.


                                January 31, 2002











                               Clyde Bailey, P.C.
                           Certified Public Accountant
                            10924 Vance Jackson #404
                            San Antonio, Texas 78230

CLYDE BAILEY P.C.
------------------------------------------------------------------------------
                                                  Certified Public Accountant
                                                     10924 Vance Jackson #404
                                                     San Antonio, Texas 78230
                                                         (210) 699-1287(ofc.)
                                         (888) 699-1287  (210) 691-2911 (fax)

                                                                      Member:
                                                  American Institute of CPA's
                                                       Texas Society of CPA's

Board of Directors
ADM Enterprises, Inc.

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

I have audited the accompanying balance sheet of ADM Enterprises, Inc. (Company), as of January 31, 2002 and the related statement of operations, statement of stockholders' equity, and the statement of cash flows for the periods ended January 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards in the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2002 and the results of its operations and its cash flows for the twelve month period ended January 31, 2002 and January 31, in conformity with accounting principles generally accepted in the United States.



                                Clyde Bailey P.C.



San Antonio, Texas
March 2, 2002

                          ADM Enterprises, Inc.
                                  Balance Sheet
                             As of January 31, 2002

                                   A S S E T S
                                   -----------
Current Assets
--------------
      Cash                                                              $ 1,192
Accounts Receivable                                                       9,797
                                                                 ---------------
             Total Current Assets                                                          10,989

Fixed Assets
------------
      Vehicles                                                           57,600
      Equipment                                                          19,810
                                                                 ---------------
      Less: Accumulated Depreciation                                    (53,526)
                                                                 ---------------

             Total Fixed Assets                                                            23,884


             Total Assets                                                                $ 34,873
                                                                                   ===============


                              L I A B I L I T I E S
                             ----------------------
Current Liabilities
-------------------
      Accounts Payable and accrued expenses                                   -
      Note Payable - Current Portion                                      6,943
                                                                 ---------------
             Total Current Liabilities                                                      6,943

Long-Term Liabilities
---------------------
      Loan from Shareholder                                               8,750
      Note Payable                                                       19,113
                                                                 ---------------
             Total Long-Term Liabilities                                                   27,863
                                                                                   ---------------
             Total Liabilities                                                             34,806

      Commitments and Contingencies                                                             0

                      S T O C K H O L D E R S ' E Q U I T Y
                      -------------------------------------

Common Stock                                                                                9,595
  25,000,000 authorized shares, par value $.001
  9,595,000 shares issued and outstanding
Additional Paid-in-Capital                                                                 34,388
Accumulated Deficit                                                                       (43,916)
                                                                                   ---------------
             Total Stockholders' Equity (Deficit)                                              67
                                                                                   ---------------
             Total Liabilities and Stockholders' Equity                                  $ 34,873
                                                                                   ===============



                 The accompanying notes are integral part of
                       consolidated financial statements.

                              ADM Enterprises, Inc.
                            Statements of Operations

                                                                For the Twelve Months Ended
                                                            ------------------------------------
                                                                January 31          January 31
                                                                   2002               2001
Revenues:                                                   ----------------     ---------------
---------

       Management Services                                  $       115,252      $      266,951
                                                            ----------------     ---------------
            Total Revenues                                          115,252             266,951

Expenses:
---------
       Depreciation                                                  15,482              14,012
       Subcontractors                                                20,322              62,194
       Consulting Services                                                -               4,465
       Interest                                                       3,301               9,707
       Professional Fees                                             28,680                   -
       Officer Salary and Expenses                                   33,500              83,395
       Travel Expenses                                               26,731              37,903
       Operating Expenses                                            27,458              58,970
                                                            ----------------     ---------------
            Total Expenses                                          155,474             270,645

            Net Income (Loss) from Operations                       (40,222)             (3,694)

Provision for Income Taxes:
---------------------------
       Income Tax Benefit (Expense)                                       -                   -
                                                            ----------------     ---------------
            Net Income (Loss)                               $       (40,222)     $       (3,694)
                                                            ================     ===============
Basic and Diluted Earnings Per Common Share                           (0.00)              (0.00)
                                                            ----------------     ---------------
Weighted Average number of Common Shares                          9,573,533           9,465,000
       used in per share calculations                       ================     ===============




                  The accompanying notes are integral part of
                       consolidated financial statements.

                              ADM Enterprises, Inc.
                        Statement of Stockholders' Equity

                                                                   $0.001           Paid-In          Accumulated      Stockholders'
                                                  Shares          Par Value         Capital            Surplus           Equity
                                              ---------------  ---------------  ---------------   ---------------   --------------

   Balance, January 4, 2001                                -   $            -   $            -    $            -    $           -

   1/05/01
   Issuance of Stock for Assets                    5,000,000            5,000            2,018                              7,018

   1/05/01
   Issuance of Stock for Founding Services         4,460,000            4,460                                               4,460

   1/05/01
   Issuance of Stock for Consulting                    5,000                5                                                   5

       Net Income (Loss)                                                                                  (3,694)          (3,694)

                                              ---------------  ---------------  ---------------   ---------------   --------------
   Balance January 31, 2001                        9,465,000   $        9,465   $        2,018    $       (3,694)   $       7,789

   3/5/01
   Issuance of Stock for Cash                        130,000              130           32,370                             32,500

       Net Income (Loss)                                                                                 (40,222)         (40,222)

                                              ------------------------------------------------------------------------------------
   Balance January 31, 2002                        9,595,000   $        9,595   $       34,388    $      (43,916)   $          67
                                              ===============  ===============  ===============   ===============   ==============



                 The accompanying notes are integral part of
                       consolidated financial statements.

                              ADM Enterprises, Inc.
                            Statements of Cash Flows

                                                                For the Twelve Months Ended
                                                            ------------------------------------
                                                                January 31          January 31
                                                                   2002               2001
                                                           -------------------------------------
Cash Flows from Operating Activities:

       Net Income (Loss)                                   $         (40,222)  $         (3,694)

       Adjustments to reconcile net income (loss) to
         net cash provided(used) to operating activities:
               Depreciation                                           15,482              1,290
               Stock Issued for Consulting                                 -              4,465
               Accounts Receivable                                    (1,279)            (2,431)
                                                           ------------------  -----------------
               Total Adjustments                                      14,203              3,324
                                                           ------------------  -----------------
Net Cash provided (used) in Operating Activities           $         (26,019)  $           (370)

Cash Flows from Investing Activities:
-------------------------------------

       Capital Expenditures                                                -                  -
                                                           ------------------  -----------------
Net Cash provided (used) in Investing Activities           $               -   $              -
                                                           ------------------  -----------------
Cash Flows from Financing Activities:
-------------------------------------

       Common Stock                                                   32,500                794
       Loan from Stockholder                                           8,750
       Note Payable                                                  (14,464)                 -
                                                           ------------------  -----------------
Net Cash provided (used) by Financing Activities           $          26,786   $            794

Net Increase (Decrease) in Cash                            $             767   $            424

Cash Balance,  Beginning of Period                                       424                  -
                                                           ------------------  -----------------
Cash Balance,  End  of Period                              $           1,191   $            424
                                                           ==================  =================
Supplemental cashflow informaiton:
       Cash Paid for interest                              $               -   $              -
       Cash Paid for income taxes                          $               -   $              -
       Issued 4,465,000 Shares for Services                $               -   $          4,465
       Issued 5,000,000 Shares for Assets                  $               -   $         32,724



                 The accompanying notes are integral part of
                       consolidated financial statements.

                              ADM Enterprises, Inc.
                          Notes to Financial Statements


NOTE 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------

Organization
------------

ADM Enterprises, Inc. ("the Company") was incorporated under the laws of the State of North Dakota on January 5, 2002 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of North Dakota. The company has a total of 25,000,000 authorized shares with a par value of $.001 per share and with 9,595,000 shares issued and outstanding as of January 31, 2002.

Federal Income Tax
------------------

The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. The Company accounts for income taxes pursuant to the provisions of the Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure on contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounting Method
-----------------

Fixed assets are stated at cost. Depreciation and amortization using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

Revenues are recognized from construction jobs as they are completed. These jobs are short-term jobs that last from 30 to 60 days.Revenue and expenses are accrued or deferred to properly match the completion of the jobs.

The Company adopted the U.S. Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin 101, "Revenue Recognition" ("SAB 101"), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. The adoption of SAB 101 did not have a material effect on the Company's business, financial condition, results of operations or cash flows.

                              ADM Enterprises, Inc.
                          Notes to Financial Statements

NOTE 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON'T)
-------------------------------------------------------------

Earnings per Common Share
-------------------------

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

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid debt instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents consist of checking accounts and money market funds.

Fair Value of Financial Instruments
-----------------------------------

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable and payable, accrued and other current liabilities and current maturities of long-term debt approximate fair value due to their short maturity.

Recent Accounting Pronouncements
--------------------------------

Goodwill and Other Intangible Assets
------------------------------------

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 established accounting and reporting standards for business combinations and eliminates the pooling-of-interests method of accounting for combinations for those combinations initiated after July 1, 2001. SFAS No, 141 also includes new criteria to recognize intangible assets separately from goodwill. SFAS No. 142 establishes the accounting and reporting standards from goodwill and intangible lives. Goodwill and intangibles with indefinite lives will no longer be amortized, but, alternatively will be reviewed periodically for indicators of impairment. Separate intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company does not anticipate that the adoption of SFAS No. 141 and SFAS No. 142 will have a significant effect on its results of operations or financial position.

In December 1999, the Securities and Exchange Commission issues Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements of all public registrants. The provisions of SAB 101 are effective for these initial financial statements.

                              ADM Enterprises, Inc.
                          Notes to Financial Statements

Note 2 - Acquisitions
---------------------

On January 5, the Company acquired 100% and the assets of the Sole Proprietorship, ADM Enterprises previously owned by Ardell and Tammera Mees for 5,000,000 shares of the Company's common stock. The assets and liabilities transferred from the sole proprietorship, ADM Enterprises are accounted for at their historical cost in a manner similar to "pooling of interest accounting" as noted in Accounting Interpretation - APB 16-#39. The result is a net vehicles and equipment acquired in the amount of $40,656, accounts receivable in the amount of $6,088, and $ 794 in cash, and debt assumed in the amount of $40,520. The difference of $7,018 being record as common stock and paid-in-capital.

Pro Forma Summary Data

The following proforma summary data for the twelve months January 31, 2002 and 2000 presents the consolidated results of operations as if the acquisition of ADM Enterprises, Sole Proprietorship made on January 5, 2002 had occurred on February 1, 2001 and 2000. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as February 1, 2001 or 2000 or if results that may occur in the future.
                                                  Year Ended January 31,
                                               2001                   2000
                                          ------------------------------------

Proforma Revenue                             $ 258,475              $ 222,859
Proforma Net Income                             (3,362)                 2,002

Proforma net income per share                      Nil                   Nil


NOTE 3  -  COMMON STOCK
-----------------------

The Company issued a total of 9,465,000 shares of Common Stock at its organizational meeting to 12 individuals as founders, 2 individuals for consulting services, and 2 individuals for assets. The shares were issued at "par value" because the Company had not commenced any trading and had very little value at the time of issuance.

In March of 2001, the Company sold 130,000 shares of its common stock for a total of $32,500 in cash.

NOTE 4  -  RELATED PARTIES
--------------------------

The Company has significant related party transactions with the principle shareholder and officer, Ardell and Tammera Mees, in the form of compensation and purchase of assets. For the period from inception. January 5, 2002, to January 31, 2001 the officer received $5,985 and for the twelve month period January 31, 2002 received $33,500 in salary and expenses. The Company acquired the assets and liabilities from the principle shareholder's in exchange for 5,000,000 shares of stock on January 5, 2002.

The shares issued for services were issued to fourteen individuals for services relating to organization of the Company. The shares were issued at "par value" because the Company had not commenced any trading and had very little value.

                              ADM Enterprises, Inc.
                          Notes to Financial Statements


NOTE 5 - INCOME TAXES
---------------------

Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from timing differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the timing differences are expected to reverse. The Company's previous principal temporary differences relate to revenue and expenses accrued for financial purposes, which are not taxable for financial reporting purposes. The Company's material temporary differences consist of bad debt expense recorded in the financial statements that is not deductible for tax purposes and differences in the depreciation expense calculated for financial statement purposes and tax purposes.

Note 6 - Fixed Assets
---------------------

Fixed assets are stated at cost. Depreciation and amortization using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

         The estimated useful lives are as follows:

                                    Vehicle                        5 years
                                    Equipment                      7 years

Depreciation expense for the period ended January 31, 2002 and 2001 is $15,482 and $14,012, in that order.

Note 7 - Long Term Debt
-----------------------

The Company had the following debt obligations at January 31, 2002:


       Loan on '00 Ford  F-250  originally  dated May 22, 2000.    $    18,482
       The note calls for an interest rate of 9.5% with monthly payments of interest and principle of $487.95 maturing on May 7, 2007.


       Loan on '00 Jeep  originally  dated March 22, 2000. The           7,574
       note calls for an interest rate of 8.95% with monthly payments of interest and principle of $380.05 maturing on March 21, 2005.

                      Less current maturities                           (6,943)
                                                                   ------------
                Notes Payable- Long Term                           $    19,113
                                                                   ============

Interest expense in the amount of $3,301 and $9,707 has been recorded for the periods ended January 31, 2002 and 2001.

                              ADM Enterprises, Inc.
                          Notes to Financial Statements


NOTE 9  -  SUBSEQUENT EVENTS
----------------------------

There were no other material subsequent events that have occurred since the balance sheet date that warrants disclosure in these financial statements.

Item 8.  Changes in and Disagreements with Accountants.
-------------------------------------------------------

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B, except for the following:

In January 2001, our Board of Directors appointed Clyde Bailey, P.C., independent accountants, to audit our financials statements from January 4, 2001 (our date of formation) through January 31, 2002. Clyde Bailey, P.C. also audited the financial statements of ADM Enterprises, the sole proprietorship owned by Ardell and Tammera Mees, for the years ended December 31, 2000 and 1999 and through January 4, 2001, the date of our formation.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons.
----------------------------------------------------------------------

Executive Officers and Directors. We are dependent on the efforts and abilities of certain of our senior management. The interruption of the services of key management could have a material adverse effect on our operations, profits and future development, if suitable replacements are not promptly obtained. We anticipate that we will enter into employment agreements with each of our key executives; however, no assurance can be given that each executive will remain with us during or after the term of his or her employment agreement. In addition, our success depends, in part, upon our ability to attract and retain other talented personnel. Although we believe that our relations with our personnel are good and that we will continue to be successful in attracting and retaining qualified personnel, there can be no assurance that we will be able to continue to do so. Our officers and directors will hold office until their resignation or removal.

Our directors and principal executive officers are as specified on the following table:


======================== ======= ============================================
Name                      Age    Position
------------------------ ------- --------------------------------------------
Ardell D. Mees             46    President, Treasurer and a Director
------------------------ ------- --------------------------------------------
Tammera A. Mees            40    Vice President, Secretary and a Director
------------------------ ------- --------------------------------------------
Addie McConachie           74    Director
======================== ======= ============================================


Ardell D. Mees. Mr. Mees has been our president, treasurer and one of our directors since our inception. Mr. Mees was also responsible for the day-to-day operations of our predecessor for the twelve years prior to that. Due to Mr. Mees' specialized training as a decor installation contractor, he has acted as Chief Installer on a number of our installation projects. He is responsible for securing and maintaining relationships with our contracted grocers, design firms and remodelers. Ardell maintains the upkeep of the installation equipment and vehicles, manages accounts, and handles all public relations with clients. In addition, Mr. Mees coordinates and oversees all onsite installations, and is responsible for the costing and bidding process. Mr. Mees is also the president of G-Cats Acquisition Corporation, a Nevada corporation, which is a reporting company with the Commission. G-Cats Acquisition Corporation has been delinquent with each report that it has been required to file with respect to its reporting obligations pursuant to the Securities Exchange Act of 1934.

Tammera A. Mees. Ms. Mees has been our vice president, secretary, and one of our directors since our inception. For the past 10 years, Mrs. Mees has been responsible for day-to-day operations such as invoicing, accounts payable, accounts receivable, payroll, and all aspects of office management. Mrs. Mees is not an officer or a director of any reporting company.

Addie McConachie. Ms. McConachie is one of our founding shareholders and is currently one of our directors. Ms. McConachie is currently responsible for assisting in the operations of the office, purchasing goods for retail sales and coordinating the Annual Sales Shows and various other trade show marketing activities. Ms. McConachie has worked for 22 years at Sioux Sporting Goods in Bismarck, North Dakota as a processing agent. Ms. McConachie is not an officer or a director of any reporting company.

Our directors will serve until the next annual meeting of stockholders. Our executive officers are appointed by our Board of Directors and serve at the discretion of the Board of Directors.

Ardell D. Mees, our president, treasurer and one of our directors, is the spouse of Tammera Mees, our vice president, secretary, and one of our directors. Mr. Mees is also the son of Addie McConachie, one of our directors. There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony, nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

Section 16(a) Beneficial Ownership Reporting Compliance. We do not know whether all of our officers, directors, and principal shareholders have filed all reports required to be filed by those persons on, respectively, a Form 3 (Initial Statement of Beneficial Ownership of Securities), a Form 4 (Statement of Changes of Beneficial Ownership of Securities), or a Form 5 (Annual Statement of Beneficial Ownership of Securities).

Item 10.  Executive Compensation

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

Summary Compensation Table. The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our Chief Executive Officer and our other executive officers. Our Board of Directors may adopt an incentive stock option plan for our executive officers which would result in additional compensation.

====================================== ======== ============ ============== ===================== ====================
Name and Principal Position             Year      Annual       Bonus ($)        Other Annual           All Other
                                                 Salary ($)                    Compensation ($)       Compensation
-------------------------------------- -------- ------------ -------------- --------------------- --------------------
Ardell Mees - President, Treasurer      2001      $33,500        None               None                 None
-------------------------------------- -------- ------------ -------------- --------------------- --------------------
Tammera Mees - Vice President,          2001        $0           None               None                 None
Secretary
====================================== ======== ============ ============== ===================== ====================

Compensation of Directors. Our directors who are also our employees receive no extra compensation for their service on our Board of Directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of our common stock as of May 13, 2002, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Title of Class              Name and Address of              Amount and Nature of Beneficial       Percent of Class(1)
                            Beneficial Owner                 Owner
------------------------    ----------------------------     ----------------------------------    --------------------

$.001 Par Value Common      Ardell D. Mees                   3,000,000 shares, President,                   31.27%
Stock                       2021 North 3rd Street,           Treasurer, Director
                            Bismarck, North Dakota
                            58501

$.001 Par Value Common      Tammera A. Mees                  2,000,000 shares, Vice President,              20.84%
Stock                       2021 North 3rd Street,           Secretary, Director
                            Bismarck, North Dakota
                            58501

$.001 Par Value Common      Addie McConachie                 1,000,000 shares, Director                     10.42%
Stock                       2021 North 3rd Street,
                            Bismarck, North Dakota
                            58501

$.001 Par Value Common                                       All directors and named executive              62.53%
Stock                                                        officers as a group



Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. In accordance with Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Changes in Control. Our management is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

Item 12.  Certain Relationships and Related Transactions.
---------------------------------------------------------

Transactions with Promoters. We began operations in 1988 as a sole proprietorship. On January 4, 2001, we incorporated in North Dakota. On January 5, 2001, we acquired all of the assets of ADM Enterprises, the sole proprietorship owned by Ardell and Tammera Mees in exchange for 5,000,000 shares of our common stock. On or about January 5, 2001, we issued 4,565,000 shares of our common stock to individuals in exchange for services provided to us related to our incorporation.

Related Party Transactions. There have been no related party transactions, except for the following:

On January 5, 2001, we acquired all of the assets of ADM Enterprises, the sole proprietorship owned by Ardell and Tammera Mees, in exchange for 5,000,000 shares of our common stock.

For the period ended January 31, 2002, Ardell Mees, our president, treasurer and one of our directors and principal shareholders, was paid $33,500 as compensation for his services.

Ardell D. Mees, our president, treasurer and one of our directors, currently provides office space to us at no charge.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

    o    disclose such transactions in prospectuses where required;
    o disclose in any and all filings with the Securities and Exchange Commission, where required;
    o    obtain disinterested directors' consent; and
    o    obtain shareholder consent where required.

Item 13.  Exhibits and Reports on Form 8-K
------------------------------------------

(a) Exhibit No.
---------------

3.1                        Articles of Incorporation*
                           (Charter Document)

3.2                        Bylaws*


* Included in Registration Statement on Form SB-2 filed on May 17, 2001.

(b) Reports on Form 8-K
-----------------------

  No reports on Form 8-K were filed during the last quarter of the period covered by this annual report on Form 10-SB.

  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     ADM Enterprises, Inc.,
                     a North Dakota corporation

                     By:   /s/ Ardell D. Mees                   May 15, 2002
                           ---------------------------
                           Ardell D. Mees
                     Its:  president, treasurer and Director



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ardell D. Mees                  May  15, 2002
---------------------------
Ardell D. Mees
President, Treasurer and Director