Form 10QSB
period 2002-04-30
ADM ENTERPRISES INC
filed 2002-08-02
CIK 1137080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2002


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from                   to
                                  ------------------    ------------------

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

               2021 North 3rd Street, Bismarck, North Dakota 58501
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (701) 224.9338
                                 --------------
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of April 30, 2002, there were 9,595,200 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------


                              ADM Enterprises, Inc.
                                  Balance Sheet
                                    Unaudited

                                  A S S E T S
                                  -----------

                                                                      April 30              January 31
                                                                        2002                   2002
                                                                 --------------------   --------------------
Current Assets
--------------
      Cash                                                       $             2,398    $             1,192
      Accounts Receivable                                                      8,559                  9,797
                                                                 --------------------   --------------------
             Total Current Assets                                             10,957                 10,989

Fixed Assets
      Vehicles                                                                57,600                 57,600
      Equipment                                                               19,810                 19,810
                                                                 --------------------   --------------------
      Less: Accumulated Depreciation                                         (57,397)               (53,526)
                                                                 --------------------   --------------------
             Total Fixed Assets                                               20,013                 23,884

             Total Assets                                        $            30,970    $            34,873
                                                                 ====================   ====================


                              L I A B I L I T I E S
                              ---------------------

Current Liabilities
      Accounts Payable and accrued expenses                                        -                      -
      Note Payable - Current Portion                                           6,943                  6,943
                                                                 --------------------   --------------------
             Total Current Liabilities                                         6,943                  6,943

Long-Term Liabilities
      Loan from Shareholder                                                    8,750                  8,750
      Note Payable                                                            17,875                 19,113
                                                                 --------------------   --------------------
             Total Long-Term Liabilities                                      26,625                 27,863
                                                                 --------------------   --------------------
             Total Liabilities                                                33,568                 34,806

      Commitments and Contingencies                                                -                      -

                      S T O C K H O L D E R S ' E Q U I T Y
                      -------------------------------------

Common Stock                                                                   9,595                  9,595
  25,000,000 authorized shares, par value $.001
  9,595,200 and 9,465,200 shares issued and outstanding

Additional Paid-in-Capital                                                    34,388                 34,388
Accumulated Deficit                                                          (46,581)               (43,916)
                                                                 --------------------   --------------------
             Total Stockholders' Equity (Deficit)                             (2,598)                    67
                                                                 --------------------   --------------------
             Total Liabilities and Stockholders' Equity          $            30,970    $            34,873
                                                                 ====================   ====================




     The accompanying notes are integral parts of the financial statements.

                              ADM Enterprises, Inc.
                            Statements of Operations
                                   (Unaudited)

                                                               Three Months Ended         Three Months Ended
                                                                    April 30                   April 30
                                                            ----------------------      ---------------------
Revenues:                                                          2002                        2001
---------                                                   ----------------------      ---------------------

       Management Services                                  $              34,613       $             18,014
                                                            ----------------------      ---------------------
            Total Revenues                                                 34,613                     18,014

Expenses:
---------
       Depreciation                                                         3,871                      3,871
       Sub-Constractors                                                    13,000                     27,339
       Officer Salary and Expenses                                         11,625                      9,675
       Auto Expenses                                                        2,838                      2,604
       Operating Expenses                                                   5,943                     13,651
                                                            ----------------------      ---------------------
            Total Expenses                                                 37,277                     57,140

            Net Income (Loss) from Operations                              (2,664)                   (39,126)

Provision for Income Taxes:
---------------------------
       Income Tax Benefit (Expense)                                             -                          -
                                                            ----------------------      ---------------------
            Net Income (Loss)                               $              (2,664)      $            (39,126)
                                                            ======================      =====================
Basic and Diluted Earnings Per Common Share                                 (0.00)                     (0.00)
                                                            ----------------------      ---------------------
Weighted Average number of Common Shares                                9,538,333                  9,465,000
       used in per share calculations                       ======================      =====================


            Retroactively Restated






     The accompanying notes are integral parts of the financial statements.

                              ADM Enterprises, Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                      Three Months Ended      Three Months Ended
                                                                                           April 30                April 30
                                                                                    ---------------------   ---------------------
                                                                                            2002                    2001
                                                                                    ---------------------   ---------------------
Cash Flows from Operating Activities:
-------------------------------------
       Net Income (Loss)                                                            $             (2,664)   $            (39,126)

       Adjustments to reconcile net income (loss) to net cash provided(used) to operating activities:
               Depreciation                                                                        3,871                   3,871
               Accounts Payable                                                                                            1,479
               Accounts Receivable                                                                 1,237                  (1,595)
               Book Overdraft                                                                          -                       -
                                                                                    ---------------------   ---------------------
               Total Adjustments                                                                   5,108                   3,755
                                                                                    ---------------------   ---------------------
Net Cash provided (used) in Operating Activities                                    $              2,444    $            (35,371)

Cash Flows from Investing Activities:
-------------------------------------
       Capital Expenditures                                                                            -                       -
                                                                                    ---------------------   ---------------------
Net Cash provided (used) in Investing Activities                                    $                  -    $                  -
                                                                                    ---------------------   ---------------------
Cash Flows from Financing Activities:
--------------------------------------
       Common Stock                                                                                                       32,500
       Payments on Note Payable                                                                   (1,238)
       Note Payable                                                                                    -                   5,000
                                                                                    ---------------------   ---------------------
Net Cash provided (used) by Financing Activities                                    $             (1,238)   $             37,500
                                                                                    ---------------------   ---------------------
Net Increase (Decrease) in Cash                                                     $              1,206    $              2,129

Cash Balance,  Beginning of Period                                                                 1,192                     424
                                                                                    ---------------------   ---------------------
Cash Balance,  End  of Period                                                       $              2,398    $              2,553
                                                                                    =====================   =====================
Supplemental cashflow informaiton:
       Cash Paid for interest                                                       $                  -    $                  -
       Cash Paid for income taxes                                                   $                  -    $                  -






     The accompanying notes are integral parts of the financial statements.

                             ADM Enterprises, Inc.
                              ---------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                 April 30, 2002
                                 --------------

                                   (Unaudited)
                                   -----------



NOTE 1 - GENERAL

ADM Enterprises, Inc. ("the Company") was incorporated under the laws of the State of North Dakota on January 5, 2001 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of North Dakota. The company has a total of 25,000,000 authorized shares with a par value of $.001 per share and with 9,595,200 shares issued and outstanding as of April 30, 2002.

NOTE 2 - BASIS OF PRESENTATION

         The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 301(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal years ended January 31, 2002. The January 31, 2001 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements. For further information, the statements should be read in conjunction with the financial statements and notes thereto included in the Company's registration statement on Form SB-2, as amended.

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

                              ADM Enterprises, Inc.
                              ---------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                 April 30, 2002
                                 --------------


                                   (Unaudited)
                                   -----------


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

For the three-month period ended April 30, 2002.
------------------------------------------------

Liquidity and Capital Resources. We had cash of $2,398 at April 30, 2002 compared to cash of $1,192 at January 31, 2002. Our total current assets were $10,957 at April 30, 2002 compared to total current assets of $10,989 at January 31, 2002. Accounts receivable represented $8,559 of our total current assets at April 30, 2002 compared to accounts receivable of $9,797 at January 31, 2002. Based on our recent history, we believe that we will collect those receivables in a timely fashion. Therefore, we believe that our available cash is sufficient to pay our day-to-day expenditures. Our total assets at April 30, 2002 were $30,970, of which our total fixed assets were $20,013. At January 31, 2002, our total assets were $34,873. The decrease in total assets was primarily due to an increase in depreciation of our fixed assets.

Our total liabilities were $33,568 at April 30, 2002 compared to total liabilities of $34,806 at January 31, 2002. At April 30, 2002, we did not have any accounts payable or accrued expenses, but had $6,943 in current portion of a note payable. At April 30, 2002, we had total long-term liabilities of $26,625 of which $8,750 represented a loan from a shareholder, and $17,875 represented a note payable.

Results of Operations.

Revenues. We realized revenues of $34,613 from management services that we provided during the three months ended April 30, 2002 compared to revenues of approximately $18,014 from management services that we provided during the three months ended April 30, 2001. Our revenues increased slightly due to a slight increase in demand for our services. We believe that a general economic slowdown has resulted in a decreased demand for our services. We do not believe that demand for our services in North Dakota will increase until grocery store owners believe that the economy has recovered. Therefore, unless we either expand the geographic areas that we serve or there is a general economic recovery, we anticipate that our revenues will continue to stay at their current levels or decrease.

Operating Expenses. For the three months ended April 30, 2002, our total expenses were $37,277 compared to total expenses of $57,140 for the corresponding period in 2001. The significant decrease in total expenses was due to the decrease in officer salaries and expenses as well as a decrease in fees paid to subcontractors and in general operating expenses. We expect these expenses to continue to decrease as we provide fewer services. For the three months ended April 30, 2002, we experienced net loss of $2,664, compared to a net loss of $39,126 for the corresponding period in 2001. The decrease in our net loss was primarily due to decreased overall expenses coupled with a slight increase in revenues.

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

                                    ADM Enterprises, Inc.,
                                    a North Dakota corporation



August 1, 2002                      By:      /s/ Ardell D. Mees
                                             ----------------------------------
                                             Ardell D. Mees
                                    Its:     President, Treasurer, Director