Form 10QSB
period 2002-07-31
ADM ENTERPRISES INC
filed 2002-12-30
CIK 1137080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2002


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the transition period from           to
                                                       -----------  ------------

Commission File Number: 000-33397

                              ADM Enterprises, Inc.
        (Exact name of small business issuer as specified in its charter)

North Dakota                                                         45-0459323
------------                                                         ----------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)

               2021 North 3rd Street, Bismarck, North Dakota 58501
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (701) 224.9338
                                 --------------
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of July 31, 2002, there were 9,595,200 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements










                              ADM Enterprises, Inc.
                                  Balance Sheet
                                    Unaudited

                                   A S S E T S
                                   -----------

                                                                       July 31              January 31
                                                                        2002                   2002
                                                                        ----                   ----
Current Assets
--------------
      Cash                                                       $             4,356    $             1,192
      Accounts Receivable                                                      2,452                  9,797

                                                                 --------------------   --------------------
             Total Current Assets                                              6,808                 10,989

Fixed Assets
------------
      Vehicles                                                                57,600                 57,600
      Equipment                                                               19,810                 19,810
                                                                 --------------------   --------------------

      Less: Accumulated Depreciation                                         (49,657)               (53,526)
                                                                 --------------------   --------------------


             Total Fixed Assets                                               27,753                 23,884


             Total Assets                                        $            34,561    $            34,873
                                                                 ====================   ====================


                              L I A B I L I T I E S
                              ---------------------

Current Liabilities
-------------------
      Accounts Payable and accrued expenses                                        -                      -
      Note Payable - Current Portion                                           2,080                  6,943
                                                                 --------------------   -------------------

             Total Current Liabilities                                         2,080                  6,943

Long-Term Liabilities
---------------------
      Loan from Shareholder                                                   11,400                  8,750
      Note Payable                                                            31,448                 19,113
                                                                 --------------------   --------------------

             Total Long-Term Liabilities                                      42,848                 27,863
                                                                 --------------------   --------------------

             Total Liabilities                                                44,928                 34,806

      Commitments and Contingencies                                                0                      0

                      S T O C K H O L D E R S ' E Q U I T Y
                      -------------------------------------

Common Stock                                                                   9,595                  9,595
 25,000,000 authorized shares, par value $.001
 9,595,200 and 9,465,200 shares issued and outstanding
Additional Paid-in-Capital                                                    34,388                 34,388
Accumulated Deficit                                                          (54,350)               (43,916)
                                                                 --------------------   --------------------

             Total Stockholders' Equity (Deficit)                            (10,367)                    67
                                                                 --------------------   --------------------

             Total Liabilities and Stockholders' Equity          $            34,561    $            34,873
                                                                 ====================   ====================


     The accompanying notes are integral part of the financial statements.

                              ADM Enterprises, Inc.
                            Statements of Operations
                                   (Unaudited)

                                                         Three Months Ended                           Six Months Ended
                                              ------------------------------------------   ---------------------------------------
                                                   July 31                July 31              July 31               July 31
                                              -------------------    ---------------------------------------    ------------------
Revenues:                                            2002                   2001                 2002                 2001
---------
                                              -------------------    ---------------------------------------    ------------------

       Management Services                    $           24,093     $            9,634    $         58,706     $          27,648
                                              -------------------    ---------------------------------------    ------------------

            Total Revenues                                24,093                  9,634              58,706                27,648


Expenses:
---------
       Depreciation                                        3,871                  3,871               7,742                 7,742
       Subcontractors                                      1,906                    533              14,906                   533
       Consulting Services                                     -                      -                   -                27,339
       Interest                                            1,148                  1,241               1,148                     -
       Officer Salary and Expenses                        11,500                      -              23,125                 9,675
       Auto Expenses                                       2,837                  2,641               5,675                 5,245
       Operating Expenses                                 10,601                  7,916              16,544                22,808
                                              -------------------    ---------------------------------------    ------------------

       Total Expenses                                     31,863                 16,202              69,140                73,342

Net Income (Loss) from Operations                         (7,770)                (6,568)            (10,434)              (45,694)

Provision for Income Taxes:
---------------------------
       Income Tax Benefit (Expense)                            -                      -                   -                     -

                                              -------------------    ---------------------------------------    ------------------
            Net Income (Loss)                 $           (7,770)    $           (6,568)   $        (10,434)    $         (45,694)
                                              ===================    =======================================    ==================


Basic and Diluted Earnings Per Common Share                (0.00)                 (0.00)              (0.00)                (0.00)
                                              -------------------    ---------------------------------------    ------------------

Weighted Average number of Common Shares               9,595,200              9,465,000           9,595,200             9,465,000
                                              ===================    =======================================    ==================

       used in per share calculations

       Retroactively Restated                                  -




The accompanying notes are integral part of the financial statements.

                              ADM Enterprises, Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                              Six Months Ended
                                                                     July 31                    July 31
                                                             -------------------------  ------------------------
                                                                       2002                      2001
                                                             -------------------------  ------------------------
    Cash Flows from Operating Activities:
    -------------------------------------
         Net Income (Loss)                                   $                (10,434)  $                (45,694)

         Adjustments to reconcile net income (loss) to
         net cash provided(used)
           to operating activities:
                  Depreciation                                                  7,742                     7,742
                  Accounts Receivable                                           7,345                     6,387

                                                             -------------------------  ------------------------
                  Total Adjustments                                            15,087                    14,129
                                                             -------------------------  ------------------------

    Net Cash provided (used) in Operating Activities         $                  4,653   $               (31,565)


    Cash Flows from Investing Activities:
    -------------------------------------

         Capital Expenditures                                                       -                         -
                                                             -------------------------  ------------------------

    Net Cash provided (used) in Investing Activities         $                      -   $                     -
                                                             -------------------------  ------------------------


    Cash Flows from Financing Activities:
    -------------------------------------
         Common Stock                                                               -                    32,500
         Loan from Shareholder                                                      -                    11,400
         Note Payable                                                          (3,447)                   (7,122)
                                                             -------------------------  ------------------------

                                                             -------------------------  ------------------------
    Net Cash provided (used) by Financing Activities         $                 (3,447)  $                36,778
                                                             -------------------------  ------------------------

    Net Increase (Decrease) in Cash                          $                  1,206   $                 5,213

    Cash Balance,  Beginning of Period                                          1,192                       424
                                                             -------------------------  ------------------------

    Cash Balance,  End  of Period                            $                  2,398   $                  5,637
                                                             =========================  ========================


    Supplemental cashflow informaiton:
         Cash Paid for interest                              $                 1,241    $                     -
         Cash Paid for income taxes                          $                     -    $                     -



The accompanying notes are an integral part of financial statements.

                          NOTES TO FINANCIAL STATEMENTS

                                  July 31, 2002

                                   (Unaudited)



NOTE 1 - GENERAL

ADM Enterprises, Inc. ("the Company") was incorporated under the laws of the State of North Dakota on January 5, 2001 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of North Dakota. The company has a total of 25,000,000 authorized shares with a par value of $.001 per share and with 9,595,200 shares issued and outstanding as of July 31, 2002.

NOTE 2 - BASIS OF PRESENTATION

         The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 301(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended July 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal years ended January 31, 2003. The January 31, 2002 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements. For further information, the statements should be read in conjunction with the financial statements and notes thereto included in the Company's registration statement on Form SB-2, as amended.

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

                                  July 31, 2002


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

Item 2.  Plan of Operation
---------------------------

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

For the six-month period ended July 31, 2002.
---------------------------------------------

Liquidity and Capital Resources. We had cash of $4,356 at July 31, 2002 compared to cash of $1,192 at January 31, 2002. Our total current assets were $6,808 at July 31, 2002 compared to total current assets of $10,989 at January 31, 2002. Accounts receivable represented $2,452 of our total current assets at July 31, 2002 compared to accounts receivable of $9,797 at January 31, 2002. Based on our recent history, we believe that we will collect those receivables in a timely fashion. Therefore, we believe that our available cash is sufficient to pay our day-to-day expenditures. Our total assets at July 31, 2002 were $34,561, of which our total fixed assets were $27,753. This consisted of $57,600 represented by vehicles and equipment of $19,810, less depreciation of $49,657. At January 31, 2002, our total assets were $34,873.

Our total liabilities were $40,818 at July 31, 2002 compared to total liabilities of $34,806 at January 31, 2002. At July 31, 2002, we did not have any accounts payable or accrued expenses, but had $2,080 in current portion of a note payable. At July 31, 2002, we had total long-term liabilities of $38,738 of which $11,400 represented a loan from a shareholder, and $27,338 represented a note payable.

Results of Operations.

Revenues. We realized revenues of $58,706 from management services that we provided during the six months ended July 31, 2002 compared to revenues of approximately $27,648 from management services that we provided during the six months ended July 31, 2001. Our revenues increased due to an increase in demand for our services. We hope that demand for our services in North Dakota will continue to increase. In addition, unless we either expand the geographic areas that we serve or there is a general economic recovery, we anticipate that our revenues achieve a certain level as the local market is saturated.

Operating Expenses. For the six months ended July 31, 2002, our total expenses were $69,140 compared to total expenses of $73,342 for the corresponding period in 2001. Although the level of expenses remained relatively constant comparing those periods, we had greater expenses for subcontractors and officer salary expenses, offset by fewer expenditures for consulting services. We expect these expenses to continue at a similar level if our operations continue at this level of activity. For the six months ended July 31, 2002, we experienced net loss of $10,434, compared to a net loss of $45,694 for the corresponding period in 2001. The decrease in our net loss was primarily due to an increase in revenues.

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

If our revenues do not cover our operating expenses, we could need to raise additional capital by other means in order to expand our operations. Such additional capital may be raised through public or private financing as well as borrowings and other sources. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations will be adversely affected.

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

Item 3. Controls and Procedures
-------------------------------

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

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

                                       ADM Enterprises, Inc.,
                                       a North Dakota corporation



December 27, 2002                      By:      /s/ Ardell D. Mees
                                                ------------------------------
                                                Ardell D. Mees
                                       Its:     President, Treasurer, Director

CERTIFICATIONS
--------------

I, Ardell D. Mees, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of ADM Enterprises, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 27, 2002

/s/ Ardell D. Mees
----------------------
Ardell D. Mees
Chief Executive Officer and
Chief Financial Officer