Form 10QSB
period 2002-10-31
ADM ENTERPRISES INC
filed 2002-12-30
CIK 1137080

UNITED STATES
                                     UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2002



[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the transition period from            to
                                                       ------------  -----------
Commission File Number: 000-33397

                              ADM Enterprises, Inc.
                              ---------------------
        (Exact name of small business issuer as specified in its charter)

North Dakota                                                         45-0459323
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



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of October 31, 2002, there were 9,595,200 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                              ADM Enterprises, Inc.
                                  Balance Sheet
                                    Unaudited

                                   A S S E T S
                                   -----------

                                                                        October 31             January 31
                                                                           2002                   2002
                                                                           ----                   ----
    Current Assets
    --------------

        Cash                                                       $                793   $              1,192
        Accounts Receivable                                                       5,223                  9,797

                                                                   ---------------------  ---------------------
               Total Current Assets                                               6,016                 10,989

    Fixed Assets
    ------------
        Vehicles                                                                 57,600                 57,600
        Equipment                                                                19,810                 19,810
                                                                   ---------------------  ---------------------
        Less: Accumulated Depreciation                                          (65,141)               (53,526)
                                                                   ---------------------  ---------------------

               Total Fixed Assets                                                12,269                 23,884


               Total Assets                                        $             18,285   $             34,873
                                                                   =====================  =====================



                              L I A B I L I T I E S
                              ---------------------

    Current Liabilities
    -------------------
        Accounts Payable and accrued expenses                                         -                      -
        Note Payable - Current Portion                                            5,280                  6,943
                                                                   ---------------------  ---------------------


               Total Current Liabilities                                          5,280                  6,943

    Long-Term Liabilities
    ---------------------
        Loan from Shareholder                                                    15,400                  8,750
        Note Payable                                                              9,406                 19,113
                                                                   ---------------------  ---------------------

               Total Long-Term Liabilities                                       24,806                 27,863
                                                                   ---------------------  ---------------------

               Total Liabilities                                                 30,086                 34,806

        Commitments and Contingencies                                                 0                      0

                      S T O C K H O L D E R S ' E Q U I T Y
                      -------------------------------------

    Common Stock                                                                  9,595                  9,595
      25,000,000 authorized shares, par value $.001
      9,595,200 shares issued and outstanding

    Additional Paid-in-Capital                                                   34,388                 34,388
    Accumulated Deficit                                                         (55,784)               (43,916)
                                                                   ---------------------  ---------------------

               Total Stockholders' Equity (Deficit)                             (11,801)                    67
                                                                   ---------------------  ---------------------

               Total Liabilities and Stockholders' Equity          $             18,285   $             34,873
                                                                   =====================  =====================




The accompanying notes are integral part of the financial statements.

                              ADM Enterprises, Inc.
                            Statements of Operations
                                   (Unaudited)

                                                  Three Months Ended                                   Nine Months Ended
                                                ------------------------------------------   ---------------------------------------
                                                    October 31             October 31           October 31           October 31
                                                -------------------    ---------------------------------------    ------------------
Revenues:                                              2002                   2001                 2002                 2001
---------
                                                -------------------    ---------------------------------------    ------------------

       Management Services                      $           45,563     $           33,530    $        104,269     $          61,178
                                                -------------------    ---------------------------------------    ------------------

            Total Revenues                                  45,563                 33,530             104,269                61,178


Expenses:
       Depreciation                                          3,871                  3,871              11,613                11,613
       Subcontractors                                       12,283                 12,977              27,189                13,510
       Consulting Services                                       -                      -                   -                27,339
       Interest                                              1,241                      -               2,389                     -
       Officer Salary and Expenses                          12,900                 10,126              36,025                19,801
       Auto Expenses                                         2,838                  3,140               8,513                 8,385
       Operating Expenses                                   13,864                 10,110              30,408                32,918
                                                -------------------    ---------------------------------------    ------------------


       Total Expenses                                       46,997                 40,224             116,137               113,566

Net Income (Loss) from Operations                           (1,434)                (6,694)            (11,868)              (52,388)

Provision for Income Taxes:

       Income Tax Benefit (Expense)                              -                      -                   -                     -

                                                -------------------    ---------------------------------------    ------------------
            Net Income (Loss)                   $           (1,434)    $           (6,694)   $        (11,868)    $         (52,388)
                                                ===================    =======================================    ==================


Basic and Diluted Earnings Per Common Share                  (0.00)                 (0.00)            (0.00)                 (0.01)
                                                -------------------    ---------------------------------------    ------------------

Weighted Average number of Common Shares                 9,595,200               9,465,000           9,595,200             9,465,000
                                                ===================    =======================================    ==================
       used in per share calculations

       Retroactively Restated                                    -




     The accompanying notes are integral part of the financial statements.

                              ADM Enterprises, Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                            Nine Months Ended
                                                                October 31                October 31
                                                         -------------------------  ------------------------
                                                                   2002                      2001
                                                         -------------------------  ------------------------
    Cash Flows from Operating Activities:
    -------------------------------------
         Net Income (Loss)                               $                (11,868)  $               (52,388)

         Adjustments to reconcile net income (loss) to
         net cash provided(used)
           to operating activities:
                  Depreciation                                             11,613                    11,613
                  Accounts Receivable                                       4,574                     6,771

                                                         -------------------------  ------------------------
                  Total Adjustments                                        16,187                    18,384
                                                         -------------------------  ------------------------
    Net Cash provided (used) in Operating Activities     $                  4,319   $               (34,004)


    Cash Flows from Investing Activities:
    -------------------------------------

         Capital Expenditures                                                   -                         -
                                                         -------------------------  ------------------------

    Net Cash provided (used) in Investing Activities     $                      -   $                     -
                                                         -------------------------  ------------------------

    Cash Flows from Financing Activities:
                                                                                                          0
         Common Stock                                                           -                    32,500
         Loan from Shareholder                                              6,650                    13,750
         Note Payable                                                     (11,368)                   (7,507)
                                                         -------------------------  ------------------------
                                                         -------------------------  ------------------------
    Net Cash provided (used) by Financing Activities     $                 (4,718)  $                38,743
                                                         -------------------------  ------------------------

    Net Increase (Decrease) in Cash                      $                   (399)  $                 4,739

    Cash Balance,  Beginning of Period                                      1,192                       424
                                                         -------------------------  ------------------------
    Cash Balance,  End of Period                         $                    793   $                 5,163
                                                         =========================  ========================

    Supplemental cashflow informaiton:
         Cash Paid for interest                          $                  2,389   $                    -
         Cash Paid for income taxes                      $                      -   $                    -




     The accompanying notes are integral part of the financial statements.

                              ADM Enterprises, Inc.
                              ---------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                October 31, 2002
                                ----------------

                                   (Unaudited)
                                   -----------


NOTE 1 - GENERAL

ADM Enterprises, Inc. ("the Company") was incorporated under the laws of the State of North Dakota on January 5, 2001 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of North Dakota. The company has a total of 25,000,000 authorized shares with a par value of $.001 per share and with 9,595,200 shares issued and outstanding as of October 31, 2002.

NOTE 2 - BASIS OF PRESENTATION

         The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 301(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended October 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal years ended January 31, 2003. The January 31, 2002 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements. For further information, the statements should be read in conjunction with the financial statements and notes thereto included in the Company's registration statement on Form SB-2, as amended.

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

                                October 31, 2002
                                ----------------

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

For the nine-month period ended October 31, 2002.
-------------------------------------------------

Liquidity and Capital Resources. We had cash of $793 at October 31, 2002 compared to cash of $1,192 at January 31, 2002. Our total current assets were $6,016 at October 31, 2002 compared to total current assets of $10,989 at January 31, 2002. Accounts receivable represented $5,223 of our total current assets at October 31, 2002 compared to accounts receivable of $9,797 at January 31, 2002. Based on our recent history, we believe that we will collect those receivables in a timely fashion. Therefore, we believe that our available cash is sufficient to pay our day-to-day expenditures. Our total assets at October 31, 2002 were $18,284, of which our total fixed assets were $12,269. This consisted of $57,600 represented by vehicles and equipment of $19,810, less depreciation of $65,141. At January 31, 2002, our total assets were $34,873. The decrease in total assets was primarily due to an increase in depreciation of our fixed assets.

Our total liabilities were $30,086 at October 31, 2002 compared to total liabilities of $34,806 at January 31, 2002. At October 31, 2002, we did not have any accounts payable or accrued expenses, but had $5,280 in current portion of a note payable. At October 31, 2002, we had total long-term liabilities of $24,806 of which $9,406 represented a loan from a shareholder, and $15,400 represented a note payable.

Results of Operations.

Revenues. We realized revenues of $104,269 from management services that we provided during the nine months ended October 31, 2002, compared to revenues of approximately $61,178 from management services that we provided during the nine months ended October 31, 2001. Our revenues increased somewhat due to an increase in demand for our services. We hope that demand for our services in North Dakota will continue to increase, assuming that grocery store owners continue to believe that the economy is recovering. In addition, unless we either expand the geographic areas that we serve or there is a general economic recovery, we anticipate that our revenues will continue to stay at their current levels.

Operating Expenses. For the nine months ended October 31, 2002, our total expenses were $116,137 compared to total expenses of $113,566 for the corresponding period in 2001. Although the level of expenses remained relatively constant comparing those periods, we had greater expenses for subcontractors and officer salary expenses which were offset by lower expenditures for consulting services. We expect these expenses to continue at a similar level if our operations continue at this level of activity. For the nine months ended October 31, 2002, we experienced net loss of $11,868, compared to a net loss of $55,388 for the corresponding period in 2001. The decrease in our net loss was primarily due to an increase in revenues.

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